Form 10-K
period 2013-09-30
Online Secretary, Inc.
filed 2013-12-19
CIK 1561782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: SEPTEMBER 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________  to ________________

Comission file number: 333-185509

________________________

ONLINE SECRETARY, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	46-0912423 (IRS Employer Identification Number)

112 North Curry Street

Carson City, Nevada 89703

Telephone No.:  (775) 321-8234

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

____________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_| No |X|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes |X| No |_| (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.

Large accelerated filer [  ]

             Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting Company)

                   Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes |X| No |_|

As of September 30, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was $12,500.

Online Secretary, Inc.

Annual Report on Form 10-K

Table of Contents

Page Number

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	(Removed and Reserved)	5

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	22

[2]

PART I

ITEM 1: BUSINESS

Overview

On August 31, 2012, Mr. Joshi, president and sole director, incorporated the Company in the State of Nevada and established a fiscal year end of September 30. The objective of this corporation is to provide online secretarial services through our developing website.

We plan on providing services to our clients such as: booking appointments, scheduling meetings, typing services, phone calls, text messages and or email reminders and confirming appointments. We also intend to provide live-person call service centers for personal and business use.

If a person needs to cancel or decline an appointment or invitation but wants to save time or avoid conversations, they can get our secretaries to make the call for them. This service will be available for personal or business use.

Our business office is located at 112 North Curry Street, Carson City, Nevada, 89703; our telephone number is (775) 321-8234 and our fax number is (775) 546-6224. Our United States and registered statutory office is located at 112 North Curry Street, Carson City, Nevada, 89703, telephone number (775) 882-1013.

Our president and director has invested $12,500 in the Company. At the present time, we have $6,000 as receivable of the sales of common shares from 30 other investors during October 2013. No other arrangement was made to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to raise enough funds through this offering, the Company will have to try and seek for additional capital through debt or equity.

As of the date of this filing, the Company has generated no revenues and has not entered into any agreement, arrangement or understanding with any third party Company. Failure to raise funds will require the Company to cease operations.

Plan of Operation

After we have raised enough funds to start this plan of operations, we plan on accomplishing the following steps in the following timeframe:

[3]

Steps of Plan of Operations	Months
	1	2	3	4	5	6	7	8	9	10	11	12

Equipment and software purchase

Hire third party technicians, web developers
and/or engineers to develop our systems

Tests

Marketing

Office supplies, Stationery, Telephone, Internet

*Estimated time for implementation of our Plan of Operations.

•

Equipment and software purchase: We plan on purchasing computers, printers, scanners and all the necessary equipment and software to develop our business. We may need to buy used equipment.

The company's president will be responsible for all the purchases and will consider input from the third party developer(s), but would be limited by our available funds.

•

Hire third party technicians, web developers and/or engineers to develop our systems: We plan on searching for, interviewing and hiring the suitable technician, web developer and/or engineer to develop our services. Our web site would also be developed in this stage.

The company's president would be responsible for carefully finding the suitable third party developer(s), according to our budget and would oversee all the steps of development.

•

Tests: After we have developed our systems and services protocol, we plan on testing it with different individuals and different situations. Changes and improvements may be necessary. At the end of this step, our web site should be fully developed.

The company's president would be responsible for finding the suitable people to test our services and would decide if changes and improvements should be necessary. Finding volunteers could be necessary.

•

Marketing: After we have all of our web site and services functional and approved, we plan on starting our Marketing campaign. We intend to advertise in magazines, other websites and in the social media.

The company's president would be responsible for selecting the best options for our Marketing campaign, according to our available funds.

•

Office supplies, Stationery, Telephone, Internet: Funds would be used to cover office supplies, stationary, telephone and internet costs.

The Company has raised $12,500 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering is insufficient and OLS would have to seek additional capital through debt or equity.

Our Officer and Director has committed to provide funds (up to $20,000 for the next 12 months) to meet our report obligations.

We are exclusively dependent upon the success of the anticipated offering described herein. Therefore, the failure thereof would result in need to seek capital from other resources such as debt

[4]

financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage Company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing.  If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors would lose all of their investment.

We do not anticipate researching any further services nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We have shared office services located at 112 North Curry Street, Carson City, Nevada, 89703, our telephone number is (775) 321-8234 and our fax number is (775) 546-6224. The Company does not own or rent any property

ITEM 3. LEGAL PROCEEDINGS

There is no material pending legal proceedings to which our company is a party or of which any of our property is the subject, and no such proceedings are known by us to be contemplated.

There is no material proceeding to which any director, officer, or affiliate of our company, or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to our company or has a material interest adverse to our company.

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of September 30, 2013 the Company had no active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

[5]

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our September 30, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “September 30, 2013 Audited Financial Statements - Auditors Report.”

As of September 30, 2013, OLS had $34 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If OLS is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in OLS having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because OLS is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If OLS cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in OLS common stock would lose all of their investment.

The development and marketing of our services will begin over the next 12 months. OLS does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended September 30, 2013.  As of the fiscal year ended September 30, 2013 we had $34 of cash on hand in the bank. We incurred operating expenses in the amount of $12,369 in the fiscal year ended September 30, 2013. These operating expenses were

[6]

comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $14,823.

OLS has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $125,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $7,765 over this same period. The officer and director, Vijay Joshi has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[7]

ONLINE SECRETARY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2013

Audited

BALANCE SHEETS

STATEMENT OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

[8]

PLS CPA, A PROFESSIONAL CORP. t4725 MERCURY STREET #210 tSAN DIEGO tCALIFORNIA 92111t tTELEPHONE (858)722-5953 tFAX (858) 761-0341  tFAX (858) 433-2979 tE-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Online Secretary, Inc.

We have audited the accompanying balance sheet of Online Secretary, Inc. (A Development Stage "Company") as of September 30, 2013 and 2012 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the year ended September 30, 2013 and the period from August 31, 2012 (inception) to September 30, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Weconducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, thefinancial statements referred to above present fairly, in all material respects, the financial position of Online Secretary, Inc. as of September 30, 2013 and 2012, and the result of its operationsand its cash flows for the year ended September 30, 2013 and the period from August 31, 2012 (inception) to September 30, 2013 and 2012in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to thefinancial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

 PLS CPA, A Professional Corp.

December 19, 2013

San Diego, CA 92111

[9]

ONLINE SECRETARY, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30, 2013	September 30, 2012

ASSETS

CURRENT ASSETS
Cash	$34	$11,500
Prepaid Expenses	2,160	-
TOTAL ASSETS	$2,194	$11,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,363	$-
Loans from related party	2,154	1,454
TOTAL CURRENT LIABILITIES	$4,517	$1,454

STOCKHOLDERS' EQUITY (DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
12,500,000 shares as of September 30, 2013 and September 30, 2012	$12,500	$12,500
Deficit accumulated during the development stage	(14,823)	(2,454)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(2,323)	$10,046
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$2,194	$11,500

The accompanying notes are an integral part of these financial statements

[10]

ONLINE SECRETARY, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
Audited

			Cumulative results
	Year	From inception	from inception
	ended	(August 31, 2012) to	(August 31, 2012) to
	September 30, 2013	September 30, 2012	September 30, 2013
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$4,029	$2,454	$6,483
Professional Fees	8,340	-	8,340
Total Expenses	$12,369	$2,454	$14,823

NET LOSS	$(12,369)	$(2,454)	$(14,823)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$12,500,000	2,822,581	-

The accompanying notes are an integral part of these financial statements

[11]

ONLINE SECRETARY, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 31, 2012) to September 30, 2013

Audited

			Deficit
	Common Stock		accumulated
			during the
	Number of		development
	shares	Amount	stage	Total
Balance at inception - August 31, 2012	-	$-	$-	$-

Founder's shares issued for cash at $0.001
per share on September 24, 2012	12,500,000	$12,500	$-	$12,500

Net loss, for the period			(2,454)	(2,454)
Balance, September 30, 2012	12,500,000	$12,500	$(2,454)	$10,046

Net loss for the year ended			(12,369)	(12,369)
Balance, September 30, 2013	12,500,000	$12,500	$(14,823)	$(2,323)

The accompanying notes are an integral part of these financial statements

[12]

ONLINE SECRETARY, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
Audited

	Year	From inception	August 31, 2012
	ended	(August 31, 2012) to	(inception date) to
	September 30, 2013	September 30, 2012	September 30, 2013

OPERATING ACTIVITIES
Net loss	$(12,369)	$(2,454)	$(14,235)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in Prepaid expenses	(2,160)	-	(2,160)
Increase (decrease) in accrued expenses	2,363	-	1,775

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(12,166)	$(2,454)	$(14,620)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	12,500	12,500
Loan from related party	700	1,454	2,154
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$700	$13,954	$14,654

NET INCREASE (DECREASE) IN CASH	$(11,466)	$11,500	$34

CASH, BEGINNING OF PERIOD	11,500	-	-

CASH, END OF PERIOD	$34	$11,500	$34

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

[13]

ONLINE SECRETARY, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on August 31, 2012 and established a fiscal year end of September 30. It is a development-stage Company that intends to provide online secretarial services through our to-be-developed website. We plan on providing services to our clients such as: booking appointments, scheduling meetings, typing services, phone calls, text messages and or email reminders and confirming appointments. We also intend to provide live-person call service centers for personal and business use. The Company is currently in the development stage as defined under FASB ASC 915-10, “Development Stage Entities” and has as yet no products.  All activities of the Company to date relate to its organization, initial funding and share issuances.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception of $14,823.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

[14]

ONLINE SECRETARY, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Fair Value of Financial Instruments

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 - RELATED PARTY

The Director paid expenses on behalf of the Company of $2,154 (September 30, 2012 - $1,454). The advance is interest free and repayable on demand.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of September 30, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

[15]

ONLINE SECRETARY, INC.

(A Development Stage Company)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

September 30, 2013

NOTE 6 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2013 and September 30, 2012 are as follows:

	September 30, 2013	September 30, 2012

Net Operating loss carry forward	14,823	2,454
Effective Tax rate	35%	35%
Deferred Tax Assets	5,188	859
Less: Valuation allowance	(5,188)	(859)
Net Deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose other than the following:

Between October 3 and October 19, 2013 the company has issued 240,000 common shares at $0.025 per share for cash.

[16]

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are PLS CPA, operating from their offices in San Diego, California.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

[17]

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of September 30, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting is not effective as of September 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of September 30, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2013 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel

[18]

resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Vijay Joshi has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of Vijay Joshi, the Company’ sole officer and director.

[19]

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Vijay Joshi	55	President, Treasurer, Chief Financial Officer, Secretary and Chairman of the Board of Directors.

The person named above has held his offices/positions since inception of our Company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Vijay Joshi

Vijay Joshi is a Chartered Accountant (Fellow Member of institute of Chartered Accountants of India-1983; Bachelors of Science Degree-University of Delhi, India-1979) and seasoned business leader with successful relationship builder over 25 years of global experience in India, Canada and in Gulf.

Mr. Vijay Joshi has been consulting companies in Corporate Finance, Risk Management, Strategic Planning, IPO advising and Financial Structuring, having more than six years direct experience in Audit and Risk Management with professional organization like AF Ferguson and Xerox India, trained in Xerox UK in the SPAD for ensuring compliance and assessment of business risk.

Mr. Vijay Joshi has worked for Onicra Credit Rating Company of India from 2010 to March 2012 as Associate Director Finance. He acted as Chief Executive Officer for Gulf Markets International W.L.L- Bahrain Flagship Company of Alfanar Investment Group from 2008 to 2010 and he also worked for SANYO INDIA PRIVATE LIMITED, Bangalore India (100% subsidiary of Sanyo Electric Co. Ltd. Japan) from 2007 to 2008 as Senior Vice President.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Online Secretary, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

[20]

ITEM 11.   EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer and director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Vijay Joshi, A-50/15 DLF Phase 1, Grugaon, Haryana, India, 122002	12,500,000	71.4%
	All Beneficial Owners as a Group (1 person)	12,500,000	71.4%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Joshi anticipates devoting at a minimum of fifteen hours per week to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

[21]

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended September 30, 2013 we expect to incur approximately $6,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended September 30, 2013, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Online Secretary, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on December 17, 2012)

3.2	Bylaws of Online Secretary, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on December 17, 2012)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

***  Includes the following materials contained in this Annual Report on Form 10-K ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

[22]

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Online Secretary, Inc.

BY:      /s/ Vijay Joshi

 ----------------------

Vijay Joshi

President, Treasurer, Principal Executive Officer,

Secretary, Principal Financial Officer and Director

Dated:  December 19, 2013

[23]