Form 10-Q
period 2013-12-31
Online Secretary, Inc.
filed 2014-02-10
CIK 1561782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2013

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

Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).

Yes |_| No |X| (Not required by smaller reporting companies)

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

Yes |X| No |_|

As of December 31, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was 12,740,000 shares of common stock, $0.001 par value, issued and outstanding.

Online Secretary, Inc.

Quarterly Report on Form 10-Q

Item 1. Financial Statements

ONLINE SECRETARY, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

December 31, 2013

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENT OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENT OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ONLINE SECRETARY, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	December 31, 2013	September30, 2013
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$1,414	$34
Prepaid Expenses	2,160	2,160
TOTAL ASSETS	$3,574	$2,194

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,275	$2,363
Loans from related party	2,154	2,154
TOTAL CURRENT LIABILITIES	$4,429	$4,517

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
12,740,000 shares as of December 31, 2013 and 12,500,00as of September 30, 2013	$12,740	$12,500
Additional Paid in Capital	5,760	-
Deficit accumulated during the development stage	(19,355)	(14,823)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(855)	$(2,323)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$3,574	$2,194

The accompanying notes are an integral part of these condensed financial statements

ONLINE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS
Unaudited

			Cumulative results
	Three months ended	Three months ended	from inception(August31, 2012) to
	December 31, 2013	December 31, 2012	December 31,2013
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$533	$101	$7,015
Professional Fees	4,000	6,000	12,340
Total Expenses	$4,533	$6,101	$19,355

NET LOSS	$(4,533)	$(6,101)	$(19,355)
BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$12,664,348	12,500,000	-

The accompanying notes are an integral part of these condensed financial statements

ONLINE SECRETARY, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

From Inception (August 31, 2012) to December 31, 2013

Unaudited

	Common Stock			Deficit accumulated
	Number of		Additional Paid-in	during the development
	shares	Amount	Capital	stage	Total
Balance at inception August 31, 2012	-	$-	$-	-	$-

Founder'shares issued for cash at $0.001 per share on September 24, 2012	12,500,000	$12,500	$-	$-	$12,500
Net loss, for the period				(2,454)	(2,454)
Balance, September 30, 2012	12,500,000	$12,500	$-	$(2,454)	$10,046

Net Loss for the year	-	-	-	(12,369)	(12,369)
Balance, September 30, 2013	12,500,000	$12,500	$-	$(14,823)	$(2,323)

Shares issued for cash at $0.025 per share on October 30, 2013	240,000	240	5,760	-	6,000
Net loss for the period ended				(4,533)	(4,533)
Balance, December 31, 2013	12,740,000	$12,740	$5,760	$(19,355)	$(855)

The accompanying notes are an integral part of these condensed financial statements

ONLINE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	Three months ended	Three months ended	August 31, 2012 (inception date) to
	December 31, 2013	December 31, 2012	December 31, 2013
OPERATING ACTIVITIES
Net loss	$(4,533)	$(6,101)	$(19,355)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in Prepaid expenses	-	-	(2,160)
Increase (decrease) in accrued expenses	(88)	-	2,275

NETCASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(4,620)	$(6,101)	$(19,240)

FINANCING ACTIVITIES
Proceeds from sale of common stock	6,000	-	18,500
Loan from related party	-	-	2,154
NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,000	$-	$20,654

NET INCREASE (DECREASE) IN CASH	$1,380	$(6,101)	$1,414

CASH, BEGINNING OF PERIOD	34	11,500	-
CASH, END OF PERIOD	$1,414	$5,399	$1,414

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

ONLINE SECRETARY, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2013 audited financial statements.  The results of operations for the periods ended December 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $855, and net loss from operations since inception of $19,355.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ONLINE SECRETARY, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2013

NOTE 3 – CAPITAL STOCK

On September 24, 2012 the Company issued 12,500,000 Founder’s shares at $0.001 per share for net funds to the Company of $12,500.

On October 30, 2013, the Company issued 240,000 common shares for $0.025 per share, for cash of $6,000.

As of December 31, 2013, the Company has 75,000,000 shares authorized and 12,740,000 shares issued and outstanding.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Plan of Operation

As of the date of this filing, the Company has generated no revenues and has not entered into any agreement, arrangement or understanding with any third party Company. Failure to raise funds will require the Company to cease operations.

As of December 31, 2013 we had $1,414 of cash on hand in the bank. We incurred operating expenses in the amount of $4,533 in the quarter ended December 31, 2013. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $19,355.

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

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If OLS is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in OLS having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because OLS is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If OLS cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in OLS common stock would lose all of their investment.

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

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Vijay Joshi has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Joshi expression is neither a contract nor agreement between him and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended September 30, 2013, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

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

As reported in our Annual Report on Form 10-K for the year ended September 30, 2013, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2013. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

    None

Item 6. Exhibits

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

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

*** Includes the following materials contained in this Quarterly Report on Form 10-Q ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Online Secretary, Inc.

BY:      /s/ Vijay Joshi

 ----------------------

Vijay Joshi

President, Principal Executive Officer, Principal Financial Officer,

Secretary, Treasurer and sole Director

Dated:  February 10, 2014