Form 10-Q
period 2014-03-31
Online Secretary, Inc.
filed 2014-05-09
CIK 1561782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Yes |X| No |_|

As of May 9, 2014, the aggregate value of voting and non-voting common equity held by non-affiliates was 12,740,000 shares of common stock, $0.001 par value, issued and outstanding.

Online Secretary, Inc.

Quarterly Report on Form 10-Q

Item 1. Financial Statements

ONLINE SECRETARY, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

March 31, 2014

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENT OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENT OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ONLINE SECRETARY, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2014 (Unaudited)	September 30, 2013 (Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ 1,414	$ 34
Prepaid Expenses	$ 2,160	$ 2,160
TOTAL ASSETS	$ 3,574	$ 2,194

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 7,575	$ 2,363
Loans from related party	$ 2,154	$ 2,154
TOTAL CURRENT LIABILITIES	$ 9,729	$ 4,517

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock

Authorized 75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 12,740,000 shares as of March 31, 2014 and 12,500,000 as of September 30, 2013	$ 12,740	$ 12,500
Additional Paid in Capital	$ 5,760	-
Deficit accumulated during the development stage	$ (24,655)	$ (14,823)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$ (6,155)	$ (2,323)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$ 3,574	$ 2,194

The accompanying notes are an integral part of these condensed financial statements

ONLINE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS
Unaudited

	Three months ended March 31, 2014	Three months ended March 31, 2013	Six months ended March 31, 2014	Six months ended March 31, 2013	Cumulative results from inception (August 31, 2012) to March 31, 2014
REVENUE

Revenues	-	-	-	-	-
Total Revenues	-	-	-	-	-

EXPENSES

Office and general	$ 3,300	$ 865	$ 3,833	$ 966	$ 10,315
Professional Fees	$ 2,000	$ 340	$ 6,000	$ 6,340	$ 14,340
Total Expenses	$ 5,300	$ 1,205	$ 9,833	$ 7,306	$ 24,655

NET LOSS	$ (5,300)	$ (1,205)	$ (9,833)	$ (7,306)	$ (24,655)

BASIC AND DILUTED LOSS PER COMMON SHARE	-	-	-	-	-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	$12,740,000	$12,500,000	$12,701,758	$12,500,000	-

The accompanying notes are an integral part of these condensed financial statements

ONLINE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 31, 2012) to March 31, 2014

Unaudited

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Deficit accumulated during the development stage	Total
Balance at inception - August 31, 2012	-	-	-	-	-

Founder's shares issued for cash at $0.001
per share on September 24, 2012	12,500,000	$ 12,500	-	-	$ 12,500

Net loss, for the period				$ (2,454)	$ (2,454)
Balance, September 30, 2012	12,500,000	$ 12,500	-	$ (2,454)	$ 10,046

Net Loss for the period	-	-	-	$ (12,369)	$ (12,369)
Balance, September 30, 2013	12,500,000	$ 12,500	-	$ (14,823)	$ (2,323)

Shares issued for cash at $0.025
per share on December 17, 2013	240,000	$ 240	$ 5,760	-	$ 6,000

Net loss for the period ended	-	-	-	$ (9,833)	$ (9,833)
Balance, March 31, 2014	12,740,000	$ 12,740	$ 5,760	$ (24,655)	$ (6,155)

The accompanying notes are an integral part of these condensed financial statements

ONLINE SECRETARY, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	Six months ended March 31, 2014	Six months ended March 31, 2013	August 31, 2012 (inception date) to March 31, 2014

OPERATING ACTIVITIES
Net loss	$ (9,833)	$ (7,306)	$ (24,655)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in Prepaid expenses	-	$ (4,160)	$ (2,160)
Increase (decrease) in accrued expenses	$ 5,212	$ 75	$ 7,575

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (4,620)	$ (11,391)	$ (19,240)

FINANCING ACTIVITIES
Proceeds from sale of common stock	$ 6,000	-	$ 18,500
Loan from related party	-	-	$ 2,154
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$ 6,000	-	$ 20,654

NET INCREASE (DECREASE) IN CASH	$ 1,380	$ (11,391)	$ 1,414

CASH, BEGINNING OF PERIOD	$ 34	$ 11,500	-

CASH, END OF PERIOD	$ 1,414	$ 109	$ 1,414

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	-	-	-

Income taxes	-	-	-

The accompanying notes are an integral part of these condensed financial statements

ONLINE SECRETARY, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $6,155, and net loss from operations since inception of $24,655.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

On December 17, 2013, the Company issued 240,000 common shares for $0.025 per share, for cash of $6,000
As of March 31, 2014 the Company had 12,740,000 shares of common stock issued and outstanding.

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

As of March 31, 2014 we had $1,414 of cash on hand in the bank. We incurred operating expenses in the amount of $5,300 in the quarter ended March 31, 2014. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $24,655.

Our president and director has invested $12,500 in the Company. At the present time, we have $6,000 as received of the sales of common shares from 30 other investors during October 2013. No other arrangement was made to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

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

As reported in our Annual Report on Form 10-K for the year ended September 30, 2013, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2014. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated:  May 9, 2014