Form 10-Q
period 2014-06-30
Online Secretary, Inc.
filed 2014-08-11
CIK 1561782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Yes |X| No |_|

As of July 30, 2014, the aggregate value of voting and non-voting common equity held by non-affiliates was 12,740,000 shares of common stock, $0.001 par value, issued and outstanding.

Online Secretary, Inc.

Quarterly Report on Form 10-Q

Item 1. Financial Statements

ONLINE SECRETARY, INC.

(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

June 30, 2014

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENT OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENT OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ONLINE SECRETARY, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2014	September 30, 2013
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$1,414	$34
Prepaid Expenses	2,160	2,160
TOTAL ASSETS	$3,574	$2,194

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,875	$2,363
Loans from related party	4,154	2,154
TOTAL CURRENT LIABILITIES	$12,029	$4,517

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
12,740,000 shares as of June 30, 2014 and 12,500,000 as of September 30, 2013	$12,740	$12,500
Additional Paid in Capital	5,760	-
Deficit accumulated during the development stage	(26,955)	(14,823)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(8,455)	$(2,323)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$3,574	$2,194

The accompanying notes are an integral part of these financial statements

ONLINE SECRETARY, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS

Unaudited

	Three months ended June 30, 2014	Three months ended June 30, 2013	Nine months ended June 30, 2014	Nine months ended June 30, 2013	Cumulative results from inception (August 31, 2012) to June 30, 2014
REVENUE
Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES
Office and general	$300	$1,240	$4,132	$2,166	$10,615
Professional Fees	2,000	2,000	8,000	8,340	16,340
Total Expenses	$2,300	$3,240	$12,132	$10,506	$26,955

NET LOSS	$(2,300)	$(3,240)	$(12,132)	$(10,506)	$(26,955)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$12,740,000	$12,500,000	12,672,308	12,500,000	-

The accompanying notes are an integral part of these financial statements

ONLINE SECRETARY, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

From inception (August 31, 2012) to June 30, 2014

Unaudited

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Deficit accumulated during the development stage	Total
Balance at inception - August 31, 2012	-	$-	$-	-	$-
Founder's shares issued for cash at $0.001 per share on September 24, 2012	12,500,000	$12,500	$-	$-	$12,500
Net loss, for the period				(2,454)	(2,454)
Balance, September 30, 2012	12,500,000	$12,500	$-	$(2,454)	$10,046

Net Loss for the period	-	-	-	(12,369)	(12,369)
Balance, September 30, 2013	12,500,000	$12,500	$-	$(14,823)	$(2,323)

Shares issued for cash at $0.025 per share on December 17, 2013	240,000	240	5,760	-	6,000
Net loss for the period ended				(12,132)	(12,132)
Balance, June 30, 2014	12,740,000	$12,740	$5,760	$(26,955)	$(8,455)

The accompanying notes are an integral part of these financial statements

ONLINE SECRETARY, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

	Nine months ended June 30, 2014	Nine months ended June 30, 2013	August 31, 2012 (inception date) to June 30, 2014

OPERATING ACTIVITIES
Net loss	$(12,132)	$(10,506)	$(26,955)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in Prepaid expenses	-	(2,160)	(2,160)
Increase (decrease) in accrued expenses	7,512	1,200	9,875

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(4,620)	$(11,466)	$(19,240)

FINANCING ACTIVITIES
Proceeds from sale of common stock	6,000	-	18,500
Loan from related party	-	-	2,154

NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,000	$-	$20,654

NET INCREASE (DECREASE) IN CASH	$1,380	$(11,466)	$1,414

CASH, BEGINNING OF PERIOD	34	11,500	-

CASH, END OF PERIOD	$1,414	$34	$1,414

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ONLINE SECRETARY, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $8,455, and net loss from operations since inception of $26,955.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

As of June 30, 2014 the Company had 12,740,000 shares of common stock issued and outstanding.

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

As of June 30, 2014 we had $1,414 of cash on hand in the bank. We incurred operating expenses in the amount of $2,300 in the quarter ended June 30, 2014. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $26,955.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-Q for the quarter ended March 31, 2014, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

As reported in our Annual Report on Form 10-K for the year ended September 30, 2013, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of June 30, 2014. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated:  July 30, 2014