Form 10-K
period 2014-09-30
Online Secretary, Inc.
filed 2014-12-17
CIK 1561782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: SEPTEMBER 30, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________  to ________________

Commission file number: 333-185509

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

Yes |X| No |_|

As of September 30, 2014, the aggregate value of voting and non-voting common equity held by non-affiliates was $18,500.

[1]

Online Secretary, Inc.

Annual Report on Form 10-K

Table of Contents

Page Number

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	(Removed and Reserved)	5

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	21

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

Our president and director has invested $12,500 in the Company. At the present time, we have $6,000 as the sales of common shares from 30 other investors during October 2013. No other arrangement was made to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

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

[4]

We are exclusively dependent upon the success of the anticipated offering described herein. Therefore, the failure thereof would result in need to seek capital from other resources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage Company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing.  If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors would lose all of their investment.

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

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of September 30, 2014 the Company had no active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

[5]

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

Our auditor’s report on our September 30, 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “September 30, 2014 Audited Financial Statements - Auditors Report.”

As of September 30, 2014, OLS had $1,414 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended September 30, 2014.  As of the fiscal year ended September 30, 2014 we had $1,414 of cash on hand in the bank. We incurred operating expenses in

[6]

the amount of $15,443 in the fiscal year ended September 30, 2014. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $30,265.

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

ONLINE SECRETARY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2014

Audited

BALANCE SHEETS

STATEMENT OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

t4725 MERCURY STREET #210 tSAN DIEGO tCALIFORNIA 92111t

tTELEPHONE (858)722-5953 tFAX (858) 761-0341  tFAX (858) 433-2979

tE-MAIL changgpark@gmail.comt

____________________________________________________________________________________________

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Online Secretary, Inc.

We have audited the accompanyingbalance sheet of Online Secretary, Inc. (A Development Stage “Company”) as of September 30, 2014 and 2013 and the related statements of operations, changes in shareholders’ equity(deficit) and cash flows for the year ended September 30, 2014 and 2013, and the period from August 31, 2012 (inception) to September 30, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, thefinancial statements referred to above present fairly, in all material respects, the financial position of Online Secretary, Inc. as of September 30, 2014 and 2013, and the result of its operationsand its cash flows for the year ended September 30, 2014 and 2013, and the period from August 31, 2012 (inception) to September 30, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to thefinancial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

 PLS CPA, A Professional Corp.

December 16, 2014

San Diego, CA 92111

ONLINE SECRETARY, INC.
(A Development Stage Company)

 BALANCE SHEETS

	September 30, 2014	September 30, 2013

ASSETS

CURRENT ASSETS
Cash	$1,414	$34
Prepaid Expenses	1,850	2,160
TOTAL ASSETS	$3,264	$2,194

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,175	$2,363
Loans from related party	2,854	2,154
TOTAL CURRENT LIABILITIES	$15,029	$4,517

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
12,740,000 shares as of September 30, 2014 and 12,500,000 as of September 30, 2013	$12,740	$12,500
Additional Paid in Capital	5,760	-
Deficit accumulated during the development stage	(30,265)	(14,823)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(11,765)	$(2,323)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$3,264	$2,194

The accompanying notes are an integral part of these financial statements

ONLINE SECRETARY, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

	Year ended September 30, 2014	Year ended September 30, 2013	Cumulative results from inception (August 31, 2012) to September 30, 2014
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$5,142	$4,029	$11,625
Professional Fees	10,300	8,340	18,640
Total Expenses	$15,442	$12,369	$30,265

NET LOSS	$(15,442)	$(12,369)	$(30,265)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,689,370	12,500,000	-

The accompanying notes are an integral part of these financial statements

ONLINE SECRETARY, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (August 31, 2012) to September 30, 2014

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Deficit accumulated during the development stage	Total
Balance at inception - August 31, 2012	-	$-	$-	-	$-

Founder's shares issued for cash at $0.001
per share on September 24, 2012	12,500,000	$12,500	$-	$-	$12,500

Net loss, for the period				(2,454)	(2,454)
Balance, September 30, 2012	12,500,000	$12,500	$-	$(2,454)	$10,046

Net Loss for the period	-	-	-	(12,369)	(12,369)
Balance, September 30, 2013	12,500,000	$12,500	$-	$(14,823)	$(2,323)

Shares issued for cash at $0.025 per share on December 17, 2013	240,000	240	5,760	-	6,000

Net loss for the period				(15,442)	(15,442)
Balance, September 30, 2014	12,740,000	$12,740	$5,760	$(30,265)	$(11,765)

The accompanying notes are an integral part of these financial statements

ONLINE SECRETARY, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Year ended September 30, 2014	Year ended September 30, 2013	August 31, 2012 (inception date) to September 30, 2014

OPERATING ACTIVITIES
Net loss	$(15,442)	$(12,369)	$(30,265)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in Prepaid expenses	310	(2,160)	(1,850)
Increase (decrease) in accrued expenses	9,812	2,363	12,175

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(5,320)	$(12,166)	$(19,940)

FINANCING ACTIVITIES
Proceeds from sale of common stock	6,000	-	18,500
Loan from related party	700	700	2,854

NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,700	$700	$21,354

NET INCREASE (DECREASE) IN CASH	$1,380	$(11,466)	$1,414

CASH, BEGINNING OF PERIOD	34	11,500	-

CASH, END OF PERIOD	$1,414	$34	$1,414

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ONLINE SECRETARY, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

September 30, 2014

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

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception of $30,265.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4 - RELATED PARTY

The Director paid expenses on behalf of the Company of $2,854 (September 30, 2013 - $2,154). The advance is interest free and repayable on demand.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of September 30, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2014 and 2013 are as follows:

	September 30, 2014	September 30, 2013
Net Operating loss carry forward	30,265	14,823
Effective Tax rate	35%	35%
Deferred Tax Assets	10,593	5,188
Less: Valuation allowance	(10,593)	(5,188)
Net Deferred tax asset	$ 0	$ 0

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

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures~~.~~ which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

[16]

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

[17]

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

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

[18]

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Vijay Joshi	56	President, Treasurer, Chief Financial Officer, Secretary and Chairman of the Board of Directors.

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

[19]

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Vijay Joshi,	12,500,000	71.40%
	A-50/15 DLF Phase 1, Grugaon, Haryana, India, 122002
	All Beneficial Owners as a Group	12,500,000	71.40%
	(1 person)

[20]

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended September 30, 2014 and 2013 we expect to incur approximately $10,000 and $6,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended September 30, 2014 and 2013, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

[21]

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Online Secretary, Inc.

BY:      /s/ Vijay Joshi

 ----------------------

Vijay Joshi

President, Treasurer, Principal Executive Officer,

Secretary, Principal Financial Officer and Director

Dated:  December 16, 2014