Form 10-Q
period 2015-03-31
Online Secretary, Inc.
filed 2015-07-01
CIK 1561782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Yes |X| No |_|

As of March 31, 2015, the aggregate value of voting and non-voting common equity held by non-affiliates was 12,740,000 shares of common stock, $0.001 par value, issued and outstanding.

Online Secretary, Inc.

Quarterly Report on Form 10-Q

Item 1. Financial Statements

ONLINE SECRETARY, INC.

CONDENSED FINANCIAL STATEMENTS

March 31, 2015

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENT OF OPERATIONS

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED STATEMENT OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ONLINE SECRETARY, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015	September 30, 2014
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$414	$1,414
Prepaid Expenses	-	1,850
TOTAL ASSETS	$414	$3,264

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,575	$12,175
Loans from related party	2,854	2,854
TOTAL CURRENT LIABILITIES	$22,429	$15,029

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
12,740,000 shares as of March 31, 2015 and as of September 30, 2014	$12,740	$12,740
Additional Paid in Capital	5,760	5,760
Deficit accumulated during the development stage	(40,515)	(30,265)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(22,015)	$(11,765)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$414	$3,264

The accompanying notes are an integral part of these financial statements

ONLINE SECRETARY, INC.

CONDENSED STATEMENT OF OPERATIONS

Unaudited

	Six months	Six months	Three months	Three months
	ended	ended	ended	Ended
	March 31, 2015	March 30, 2014	March 31, 2015	March 31, 2014
REVENUE

Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES

Office and general	$4,110	$3,833	$1,800	$3,300
Professional Fees	6,140	6,000	1,840	2,000
Total Expenses	$10,250	$9,833	$3,640	$5,300

NET LOSS	$(10,250)	$(9,833)	$(3,640)	$(5,300)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$12,740,000	$12,701,758	12,740,000	12,740,000

The accompanying notes are an integral part of these financial statements

ONLINE SECRETARY, INC.

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

	Six months	Six months
	ended	ended
	March 31, 2015	March 31, 2014

OPERATING ACTIVITIES
Net loss	$(10,250)	$(9,833)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in Prepaid expenses	1,850
Increase (decrease) in accrued expenses	7,400	5,212

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,000)	$(4,620)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	6,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$6,000

NET INCREASE (DECREASE) IN CASH	$(1,000)	$1,380

CASH, BEGINNING OF PERIOD	1,414	34

CASH, END OF PERIOD	$414	$1,414

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ONLINE SECRETARY, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $22,015, and net loss from operations since inception of $40,515.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

ONLINE SECRETARY, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2015

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

As of March 31, 2015 we had $414 of cash on hand in the bank. We incurred operating expenses in the amount of $10,250 in the quarter ended March 31, 2015. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $40,515.

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

As reported in our Annual Report on Form 10-K for the year ended September 30, 2014, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2015. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

*** Includes the following materials contained in this Quarterly Report on Form 10-Q ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Online Secretary, Inc.

BY:      /s/ Vijay Joshi

 ----------------------

Vijay Joshi

President, Principal Executive Officer, Principal Financial Officer,

Secretary, Treasurer and sole Director

Dated:  June 30, 2015