Form 10-Q
period 2015-06-30
Online Secretary, Inc.
filed 2015-10-27
CIK 1561782

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________  to ________________

Commission file number: 001-37579

________________________

ONLINE SECRETARY, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	46-0912423 (IRS Employer Identification Number)

205 Pier Ave., Suite 101

Hermosa Beach, California 90254

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

Yes |X| No |_|

As of June 30, 2015, the aggregate value of voting and non-voting common equity held by non-affiliates was 12,740,000 shares of common stock, $0.001 par value, issued and outstanding.

Online Secretary, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item  1.  Financial Statements.

ONLINE SECRETARY, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	September 30, 2014
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$414	$1,414
Prepaid Expenses	-	1,850
TOTAL ASSETS	$414	$3,264

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$23,475	$12,175
Loans from related party	2,854	2,854
TOTAL CURRENT LIABILITIES	$26,329	$15,029

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
12,740,000 shares as of June 30, 2015 and as of September 30, 2014	$12,740	$12,740
Additional Paid in Capital	5,760	5,760
Accumulated Deficit	(44,415)	(30,265)
TOTAL STOCKHOLDERS' DEFICIT	$(25,915)	$(11,765)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$414	$3,264

The accompanying notes are an integral part of these financial statements

ONLINE SECRETARY, INC.

CONDENSED STATEMENT OF OPERATIONS
Unaudited

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	June 30, 2015	June 29, 2014	June 30, 2015	June 30, 2014
REVENUE

Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES

Office and general	$400	$300	$4,510	$4,132
Professional Fees	3,500	2,000	9,640	8,000
Total Expenses	$3,900	$2,300	$14,150	$12,132

NET LOSS	$(3,900)	$(2,300)	$(14,150)	$(12,132)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$12,740,000	$12,740,000	12,740,000	12,672,308

The accompanying notes are an integral part of these financial statements

ONLINE SECRETARY, INC.

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	Nine months	Nine months
	ended	ended
	June 30, 2015	June 30, 2014

OPERATING ACTIVITIES
Net loss	$(14,150)	$(12,132)
Adjustment to reconcile net loss to net cash
used in operating activities
(Increase) decrease in Prepaid expenses	1,850
Increase (decrease) in accrued expenses	11,300	7,512

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,000)	$(4,620)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	6,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$6,000

NET INCREASE (DECREASE) IN CASH	$(1,000)	$1,380

CASH, BEGINNING OF PERIOD	1,414	34

CASH, END OF PERIOD	$414	$1,414

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ONLINE SECRETARY, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $25,915, and net loss from operations since inception of $44,415.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

June 30, 2015

NOTE 3 – CAPITAL STOCK

On September 24, 2012 the Company issued 12,500,000 Founder’s shares at $0.001 per share for net funds to the Company of $12,500.

On December 17, 2013, the Company issued 240,000 common shares for $0.025 per share, for cash of $6,000

As of June 30, 2015 the Company had 12,740,000 shares of common stock issued and outstanding.

NOTE 4 - SUBSEQUENT EVENTS

On September 4, 2015 Mr. Troy Grant was appointed Director, President, Secretary, Treasurer, Principal Executive Officer and Principal Financial Director following the simultaneous resignation of Mr. Vijay Joshi from the same offices.

On September 6, 2015, the president, Mr. Grant, redeemed 12,198,796 shares of pre-split common stock for $10 dollars. After the redemption,  Mr. Grant shall hold 301,204 shares of pre-split common stock.

On October 13, 2015, the Company changed the authorized shares from 75,000,000 shares to 200,000,000 shares.

On October 13, 2015, the Company changed the Name to “Sharkreach, Inc.”

On October 13, 2015,  Effective not earlier then 10 days after notifying the FINRA of the action taken, the Company shall effect a 83-for 1 forward split of all the issued and outstanding shares of common stock of the Company.

On October 13, 2015 the Company closed the acquisition of assets pursuant to an Asset Purchase Agreement, by and between the Company and SharkReach, Inc., a Nevada corporation, dated September 29, 2015 in exchange for 24,750,000 shares of the Company's common stock.

Under the terms and conditions of the Asset Purchase Agreement, the Company offered and sold 24,750,000 shares of common stock of the Company in consideration for substantially all of the assets assets of SharkReach, which assets include, among other things, the trade-name “SharkReach,” software, source code, object code, client lists, accounts, contracts and goodwill. The effect of the issuance is that SharkReach will hold approximately 66% of the issued and outstanding shares of common stock of the Company, and the substantially all of the business of

SharkReach is now the business of the Company.

Specifically excluded from and not included in the assets acquired from SharkReach is certain SharkReach’s Universal “Straight Outa Compton” campaigns proceeds estimated to be approximately $49,000.

ONLINE SECRETARY, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2015

NOTE 4 - SUBSEQUENT EVENTS (continued)

The 24,750,000 shares of common stock of the Company offered and sold in consideration for certain assets of SharkReach are subject to a 12-month lock-up period under which such shares may not be resold or otherwise transferred, except in a distribution of the shares by SharkReach to SharkReach shareholders, who must agree to the terms of the lock-up in order to receive such shares as part of a distribution. After the initial 12-month lockup period, the 24,750,000 shares may be resold only at a rate of 1/12 of a shareholder’s holding at a price of greater than $0.25 per share. All lockup restrictions will be terminated after 24 months.

In addition, but waived as a closing condition, the Company must enter into employment agreements with three current employees of SharkReach, including Steve Smith, Jamie Allen and Steve Moriya. Each employment agreement must have a term of a minimum of three years and contain terms that are mutually acceptable to both the Company and the employee.

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

As of September 4, 2015, Vijay Joshi resigned as sole Director, President, Secretary, Treasurer, Principal Executive Officer and Principal Financial Officer of the Company

As of September 4, 2015 Troy Grant, has been appointed as sole Director, President, Secretary, Treasurer, Principal Executive Officer and Principal Financial Officer and is the sole member of the Board of Directors of the Company.

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

As of June 30, 2015 we had $414 of cash on hand in the bank. We incurred operating expenses in the amount of $3,900 in the quarter ended June 30, 2015 compared to $2,300 in the quarter ended June 30, 2014. These operating expenses were comprised of professional fees and office and general expenses.

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Troy Grant has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Grant expression is neither a contract nor agreement between him and the company.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Mine Safety Disclosures

        None.

Item 5. Other Information

    None

Item 6. Exhibits

(a)

Exhibits required by Item 601 of Regulation SK.:

3.1

Articles of Incorporation (1)

3.2

Bylaws (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

(1)  Incorporated by reference to Registration Statement on Form S-1 (File No. 333-185509), filed with the Commission December 17, 2012.

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

*** Includes the following materials contained in this Quarterly Report on Form 10-Q ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Online Secretary, Inc.

BY:      /s/ Troy Grant

 ----------------------

Troy Grant

President, Principal Executive Officer, Principal Financial Officer,

Secretary, Treasurer and sole Director

Dated:  October 27, 2015